Form 10-K
period 1998-12-31
CITYSCAPE HOME LOAN OWNER TRUST 1997-3
filed 1999-01-29
CIK 1041105

SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549

                                   Form 10-K

 Annual report pursuant to Section 13 or 15(d) of the Securities and Exchange
                 Act of 1934 For fiscal year ended 12/31/1998

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

        There are approximately 39 holders of record as of the end of the reporting year.


Item 6. Selected Financial Data

        Not applicable


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

         None

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: 1/29/99

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