Form 10-K
period 1999-12-31
CITYSCAPE HOME LOAN OWNER TRUST 1997-3
filed 2000-01-31
CIK 1041105

SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549

                                   Form 10-K

 Annual report pursuant to Section 13 or 15(d) of the Securities and Exchange
                 Act of 1934 For fiscal year ended 12/31/1999

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

        There are approximately 30 holders of record as of the end of the reporting year.


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

Date: 1/28/00

Financial Asset Securities Corp by U.S. Bank National Association fka
First Bank National Association, as Trustee for Cityscape Home Loan Owner Trust 1997-3, Home Loan Asset Backed Notes and Certificates Series 1997-3.

By:    /s/ Barbara J. Quall
   --------------------------------------
Name:    Barbara J. Quall
Title:   Vice President
Company: U.S. Bank National Association fka First Bank National Association