Form 10-K
period 2000-12-31
CITYSCAPE HOME LOAN OWNER TRUST 1997-3
filed 2001-02-28
CIK 1041105

SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549

                                   Form 10-K

 Annual report pursuant to Section 13 or 15(d) of the Securities and Exchange
                 Act of 1934 For fiscal year ended 12/31/2000

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

Date: 1/31/01

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